Form 10QSB
period 1996-09-30
VISION HEALTH CARE INC
filed 1996-11-14
CIK 1012248

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1996

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


        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.  Yes  X ; No    .

   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 1996. 126,000

                            VISION HEALTH CARE, INC.

                                      INDEX

                                                                      Page
   PART I.  Financial Information                                    Number


   Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .  3

                  Balance Sheet as of September 30, 1996 . . . . . . . .  3

                  Notes to Balance Sheet . . . . . . . . . . . . . . . .  4

   Item 2.  Plan of Operation  . . . . . . . . . . . . . . . . . . . . .  5

   PART II. Other Information and Signatures

   Item 6.  Exhibits and Reports of Form 8-K . . . . . . . . . . . . . .  6

                         PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

                            VISION HEALTH CARE, INC.

                                  Balance Sheet

                               September 30, 1996
                                   (Unaudited)

                                     ASSETS

   CURRENT ASSETS

   Cash                                                             $28,825

   Due from Vision Care, Inc. (Note 2)                               73,404
                                                                    -------
        Total current assets                                        102,229


   OTHER ASSETS

   Organizational costs                                              15,134
                                                                    -------
          Total assets                                             $117,363
                                                                   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

   Accounts payable                                                 $93,363
                                                                    -------
        Total liabilities                                            93,363
                                                                    -------
   STOCKHOLDERS' EQUITY

   Common stock, $0.01 par value, 1,000,000
     shares authorized, 126,000 shares issued
     and outstanding                                                  1,260

   Additional paid-in capital                                        22,740
                                                                    -------
        Total stockholders' equity                                   24,000
                                                                    -------
          Total liabilities and stockholders' equity               $117,363
                                                                   ========
                      See Notes to Unaudited Balance Sheet

                            VISION HEALTH CARE, INC.

                             NOTES TO BALANCE SHEET


                               September 30, 1996
                                   (Unaudited)



   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General - The Company was incorporated in May, 1995, under the laws of Florida and was organized for the purpose of continuing the administration of vision care plans currently being conducted by Vision Care, Inc., a not-for-profit corporation. The Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on July 22, 1996, and the offering of the Company's common stock commenced. The Company intends to use the proceeds from the offering to acquire the assets of Vision Care, Inc. for $5 million and the assumption of certain liabilities. The Company had no operations at September 30, 1996.

        Organizational Costs - Amortization will be provided using the straight-line method over five years.

   NOTE 2 - RELATED PARTY

        The Company has board members and stockholders, which are also board members of Vision Care, Inc. At September 30, 1996, Vision Care, Inc. owed the Company $73,404 for expenses incurred in connection with the Company's acquisition of Vision Care, Inc.'s assets.

   Item 2.   Plan of Operation

        The Company was formed in May 1995 as a for-profit Florida corporation for the purpose of purchasing substantially all of the assets of Vision Care, Inc. ("VCI"), a non-stock, not-for-profit, Florida corporation engaged in the management, administration and provision of pre-paid vision care service plans in Florida. The Company and VCI entered into an Asset Purchase Agreement on March 21, 1996 (the "Asset Purchase Agreement") providing for the Company to acquire substantially all of VCI's assets for $5 million, adjusted by an amount equal to any increase or decrease in the net book value of VCI from December 31, 1995 to the end of the last calendar month preceding the date of closing. Had the closing occurred in October 1996, the purchase price would have been $5,964,053. The closing of the acquisition is contingent upon the Company's sale of a sufficient number of shares of common stock (and the borrowing of the balance of any funds necessary) to fund the cash portion of the purchase price.

        The Company currently is offering for sale up to 504,000 shares of its common stock pursuant to its Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on July 22, 1996. Funds received upon a subscription for shares pursuant to such offering are being held in an escrow account at Compass Bank, in Jacksonville, Florida, pending the sale of no fewer than 250,000 shares and the satisfaction of the other conditions to closing contained in the Asset Purchase Agreement. As of September 30, 1996, the Company had received subscriptions for 67,288 shares. On October 31, 1996 the Company exercised its right to extend the escrow period to December 31, 1996.

        If the Company obtains subscriptions for at least 250,000 shares, but fewer than 504,000 shares, prior to termination of the offering, it intends to seek short-term financing to enable it to close the acquisition. The loan, which would be fully secured by a certificate of deposit owned by VCI, would be repaid from the proceeds of the sale of additional shares and/or from cash flow from operations following the acquisition. In the event that the net proceeds from the sale of the Company's common stock and the loan are not sufficient to pay the cash portion of the acquisition price, no shares will be sold, the Asset Purchase Agreement will be terminated and all funds held in escrow will be returned to investors together with their pro rata share of any interest earned.

        If the Company is successful in raising the funds necessary to close the acquisition of VCI's assets, the Company intends to continue managing, administering and providing its products and services in the same manner in which VCI has. VCI currently contracts with public and private employers, HMOs, PPOs, health insurance carriers, self-insured corporations, unions and other associations (collectively, "Sponsors") to provide pre-paid group managed vision care services to members, clients or employees of the Sponsors who choose to participate in a plan. The Sponsors provide access to a large number of potential participants thereby enabling VCI to reach a greater number of persons with the economic burden of marketing directly to the public. As of September 30, 1996, VCI had contracts with 509 Sponsors, the vast majority of which are assignable by VCI without the consent of the Sponsor enabling the Company to continue services to the current Sponsors. The Company anticipates that the revenues generated from such contracts will allow the Company to satisfy its cash requirements without having to raise additional funds in the immediate future.

        The Company believes that VCI, through its staff and brokers, has developed loyal relationships with its Sponsors' employees, members and clients with quality vision care products and services. At September 30, 1996, VCI had approximately 62 employees, including 56 administrative personnel, and 6 sales personnel. The Company anticipates hiring most, if not all, of VCI's employees after the acquisition.

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


                                     VISION HEALTH CARE, INC.



   DATE:  November 13, 1996              By:/s/ Peter D. Liane
                                         Peter D. Liane, President and
                                         Chief Executive Officer


   DATE:  November 13, 1996              By:/s/ Terrance W. Naberhaus
                                         Terrance W. Naberhaus, Treasurer,
                                         Chief Financial Officer and
                                         Principal Accounting Officer

                                  EXHIBIT INDEX

                                                                Sequential
                                                               Page Number

   Exhibit 27     Financial Data Schedule