Form 10KSB
period 1996-12-31
VISION HEALTH CARE INC
filed 1997-03-31
CIK 1012248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

             [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

                          Commission File No. 333-3530

                            VISION HEALTH CARE, INC.
           (Name of small business issuer as specified in its charter)

            Florida                                       59-3356439
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                     1511 N. Westshore Boulevard, Suite 1000
                                   Tampa, Florida                   33607
                     (Address of principal executive offices)     (zip code)

                                 (813) 289-2020
                (Issuer's telephone number, including area code)

           Securities registered under Section 12(b) of the Act:  NONE

           Securities registered under Section 12(g) of the Act:  NONE

                           Title of Each Class:  NONE

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]     No [_]

        Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for the fiscal year ended December 31, 1996 were $14,514.

        As of March 26, 1997, there were outstanding 422,373 shares of Common Stock, $0.01 par value per share. The aggregate market value of the voting stock held as of March 26, 1997 by non-affiliates of the registrant computed based on the price at which the stock was sold on December 31, 1996 (the date of the last known transaction) was $4,223,730.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Documents                                              Form 10-K Reference


           Transitional Small Business Disclosure Format (check one):

                              Yes  [_]     No [X]

                                     PART I

   ITEM 1.   DESCRIPTION OF BUSINESS

   General

        Vision Health Care, Inc. (the "Registrant" or the "Company") was formed as a Florida corporation in May 1995 for the purpose of purchasing substantially all the operating assets of Vision Care, Inc., a non-stock, not-for-profit Florida corporation ("VCI"). VCI was formed in 1968 to engage in the management, administration and provision of prepaid vision care services in Florida. At the time VCI was founded in 1968, Florida law required that entities licensed to offer prepaid vision care service plans be not-for-profit corporations. Florida law was amended in 1993 to allow for-profit enterprises to be licensed to offer prepaid vision care service plans.

        In the face of cost-cutting challenges faced by the entire health care industry, a group of officers and directors of VCI determined that VCI's business could be best furthered through a for-profit enterprise. Accordingly, those officers and directors organized the Company for the purpose of purchasing substantially all of VCI's assets at a price equal to their market value and continuing VCI's prepaid vision care service plan business.

        In March 1996, the Company signed an agreement with VCI (the "Asset Purchase Agreement") to acquire substantially all of VCI's assets (the "Acquisition"). The Acquisition was consummated and became effective as of January 1, 1997. Following is a description of the Company's business, including VCI's business as it was conducted prior to the Acquisition.

   The Plans

        As a reaction to the continued rapid increases in the cost of health care, including vision care, employers and insurers have sought means to reduce the cost of direct fee-for-service reimbursement plans. In particular, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and other third party health organizations have been developed to offer a broad range of health care services, including vision care services, based on capitated fees for membership. VCI's prepaid vision care service plans, which offer specified services and products at pre-determined prices (the "Plans"), historically have been offered under the name "VSP" via a license from Vision Service Plan, which operates directly or through license arrangements in other states (see "VSP License Agreement" below), or under VCI's internally developed program targeted at HMOs and PPOs known as Primary Plus. The Plans constitute a large portion of the assets purchased by the Company from VCI pursuant to the terms of the Asset Purchase Agreement.

        The Company does not anticipate making any significant changes to the way VCI managed, administered and provided its products and services. However, the Company does intend to place more emphasis on the cost-effective access to health care, build on VCI's reputation to deliver vision health care services efficiently and effectively, and expand services. Management believes that the ability to do that is significantly enhanced by a for-profit corporate structure which provides the corporation with flexibility that a not-for-profit entity does not have, including, among other things, the ability to raise capital through stock offerings.

        The Company contracts with public and private employers, HMOs, PPOs, health insurance carriers, self-insured corporations, unions and other associations (collectively, the "Sponsors") to provide prepaid group managed vision care services to members, clients or employees of the Sponsors who choose to participate in a Plan (the "Participants"). The Sponsors provide access to a large number of potential Participants thereby enabling the Company to reach a greater number of persons without the economic burden of marketing directly to the public. As of December 31, 1996, VCI had contracts with 503 Sponsors.

        To the extent necessary, the Company develops a Plan for each Sponsor that is tailored to meet the needs of the particular Sponsor and its members, employees or clients. Then, in exchange for fixed payments made by the respective Sponsors for each enrolled Participant or by the enrolled Participants themselves, Participants obtain eye health examinations, corrective lenses and frames through the Company's network of more than 1,100 Providers for no additional payment, unless there is a deductible or a required co-payment. Participants may select glasses and other vision products covered by the Plan, or choose from a wide variety of upgraded frames and lenses at an additional cost. Upgraded items include, among other things, designer frames, designer sunglasses, tints, ultra-violet filters, anti-reflective coatings, specialty lenses, sports and occupational eyewear, photochromatic lenses and polycarbonate lenses. Complete contact lens services, including testing, fitting and servicing, as well as post-cataract and pediatric eyecare services are also available.

        Management determines an appropriate premium for a Sponsor's Plan based upon a number of factors, including the total number of Participants in the Plan, the services to be provided to Plan Participants and the historical use of the Plan's services by similar Participants. The exact premium amount is then negotiated by management and the Sponsor at the time the Company enters into an agreement with the Sponsor. The amount of the premium is included in the agreement between the Sponsor and the Company and generally cannot be adjusted until the expiration of the current term of such agreement. The term of the agreement generally ranges between one and two years. Moreover, an agreement typically is not terminable by either the Sponsor or the Company (although the Company may terminate the agreement for the Sponsor's failure to remit premiums) unless the terminating party provides the non-terminating party with notice of cancellation ranging from 30 to 180 days prior to the expiration of the term of the agreement. Historically, approximately 95% of the Sponsors renewed their contracts with VCI.

        Sponsors contract for Plans because they are a relatively inexpensive way of providing an additional health care benefit to members, clients, employees and other beneficiaries. In addition to tailoring a Plan to meet the needs of a particular Sponsor and its members, employees or clients, the Company also prepares all Plan literature and claim forms for Sponsors and their Participants; recruits Providers to provide eyecare services to Participants; provides data processing services for billing accounts, and renders payments to Providers and other vendors in connection with eyecare services rendered to Participants; monitors utilization of services by Participants; and provides quality control procedures relating to services. The Company believes that Sponsors typically offer their members, clients or employees participation in the Plans as a health care option or as an enhancement to the basic benefits offered to such members, clients or employees.

        The Company believes there are several features of the Plans in addition to the advantages discussed above that make choosing a Plan a smart decision for Sponsors. First, the Plans are convenient. The Company provides a state-wide panel of Providers from which a Participant can choose in order to get the maximum benefit from a Plan. The Company uses a pre-certified benefit form which allows a Participant utilizing the services of panel Providers to receive covered services without making any payment (unless the particular Plan requires a deductible or co-payment) or completing any claims paperwork. In addition to convenience, the Plans provide quality and cost control. The Company maintains quality control standards for examinations and lens fabrication and encourages its panel Providers to order high quality frames. Quality control is also enhanced by committees that review claims and resolve complaints.

        The Company also receives revenues through its administrative service programs for managing Sponsors' self-funded plans. In exchange for processing claims, providing data processing for billing accounts, and performing other services for those Sponsors, the Company receives a cost reimbursement and an administrative fee.

        In short, the Company believes that it has acquired from VCI an effective structure for providing vision care products and services to Sponsors and Participants. Accordingly, the Company anticipates operating its business in much the same manner that VCI operated its business for more than 28 years.

   VSP License Agreement

        Substantially all of VCI's revenues were derived from Plans marketed under the service marks "Vision Service Plan", or "VSP," as the result of a service mark licensing agreement with Vision Service Plan, the nation's largest provider of prepaid vision service plans. Vision Service Plan is a non-profit PPO that has been providing vision care benefits for more than 40 years and was one of the first PPOs to focus exclusively on group vision care, designing and administering its first vision benefit plan in 1954. Vision Service Plan has expanded to become the largest vision network in the country, with more than 23,000 providers. Vision Service Plan offers vision care service plans directly in 47 states and the District of Columbia, and indirectly in the remaining 3 states (including Florida) under service mark licensing agreements with other providers of prepaid vision care service plans.

        In 1988, VCI and Vision Service Plan entered into a service mark license and reciprocal service agreement (the "License Agreement"), giving VCI the exclusive right in Florida to use the federally registered and common law service marks "VSP" and "Vision Service Plan" in exchange for license fees equal to $2,000 per year. The License Agreement (which was assigned to the Company in the Acquisition) gives the Company the advantages of being associated with the largest vision care network in the U.S. while maintaining the advantages of local control over the quality of vision care services.

        Under the License Agreement, the Company also provides reciprocal services through its Providers to participants in other VSP plans who happen to reside in Florida but whose sponsors are based outside the state. These sponsors have contracted with another VSP entity, whether Vision Service Plan or one of its other licensees, for prepaid vision care services for their covered participants. Likewise, under the reciprocal arrangements with Vision Service Plan, Participants who reside outside Florida but whose Florida-based Sponsors have contracted with the Company for Plan coverage utilize the services of VSP provider networks in other states.

        Revenues from VCI Plans offered under the VSP name, including both prepaid and administrative service programs (net of claim costs), accounted for approximately 83.6%, 88.4% and 91.8% of VCI's revenues in 1996, 1995 and 1994, respectively. Additionally, revenues from reciprocal business for services provided by VSP Providers to Florida residents participating in non-VCI plans offered by Vision Service Plan or its licensees in other states accounted for approximately 1.3%, 1.5% and 3.1% of VCI's revenues (net of claim costs) in 1996, 1995 and 1994, respectively. The Company estimates that as of December 31, 1996, there were approximately 31,500 Participants residing out-of-state who were covered by VSP reciprocal arrangements under VCI Plans.

        Prior to the Acquisition, Vision Service Plan notified VCI that it intends to terminate the License Agreement effective December 31, 1997. While the reason for the notification was not disclosed by Vision Service Plan, VCI advised the Company that it believes Vision Service Plan is considering offering vision care service plans directly in Florida. The Company, through authorized representatives, has conducted several negotiation sessions with certain officers and directors of Vision Service Plan in an attempt either to extend the License Agreement or to establish a transition period during which Vision Service Plan would forebear from actively marketing and selling vision care service plans directly in Florida under the service marks "VSP" and/or "Vision Service Plan" to avoid product confusion in the relevant market among patients and Providers. An agreement in principle for such a transition period has been reached and has been approved by the Board of Directors of both Vision Service Plan and the Company, subject to review and preparation of a formal document by the attorneys for Vision Service Plan and the Company. The agreement in principle provides for an 18-month transition period at the conclusion of which Vision Service Plan will begin selling its vision care service plans directly in Florida under the service marks historically used by VCI and the Company. During and at the conclusion of the anticipated transition period, the Company believes that it will be able to (1) maintain many of its Sponsors, Participants and Providers by converting Sponsors' plans from VSP Plans to the Company's own proprietary plans and (2) negotiate arrangements for the provision of services on a reciprocal basis to Participants out-of-state. However, there can be no assurance that it will be able to do so. The VSP service mark is well known and management believes that it gave VCI and gives the Company a marketing advantage with Sponsors. Moreover, if the License Agreement is terminated, the Company eventually would lose virtually all revenue from reciprocal business in Florida for out-of-state VSP Plans.

   Primary Plus

        Primary Plus, which was purchased by the Company in the Acquisition, was created by VCI in 1993 to take advantage of the additional revenue potential generated by the shift in emphasis in health care to HMOs and managed care. It serves as a proprietary vehicle for Plans marketed to HMOs, which generally use Providers who traditionally have not been panel Providers under the VSP Plans marketed by VCI. By contrast, VSP Plans are marketed primarily to businesses, school boards, and other governmental agencies. As a result of the differing needs and objectives of the groups targeted by each type of Plan, the rates and products of the two types of Plans are very different. Primary Plus usually includes all medical and surgical eyecare as well as routine eye examinations, eyeglasses and contact lenses, while VSP Plans generally only cover routine examinations, eyeglasses and contact lenses.

        As of December 31, 1996, 12 HMOs with approximately 320,000 Participants in the aggregate have contracted for Primary Plus Plans. Primary Plus Plans accounted for approximately 11.4%, 5.8% and 2.4% of VCI's revenues in 1996, 1995 and 1994, respectively. Revenues generated from Primary Plus Plans are lower than those generated from VSP Plans due to the competitive nature of the managed care market and the less expensive benefit packages offered to Primary Plus Participants. Primary Plus is able to compete in this market by directing patient volume to Providers who are willing to accept lower reimbursements and negotiating competitive lab arrangements that lower Primary Plus' corresponding expense levels. Given the increasing emphasis on health care cost containment and the concomitant growth in HMOs, the Company intends to emphasize the marketing of Primary Plus to HMOs.

        As of December 31, 1996, Primary Plus also was providing administrative services to two PPOs covering approximately 275,000 members. Similar to its administrative service programs discussed above (see "The Plans"), the Company receives revenues on a cost reimbursement plus administrative fee basis.

   The Providers

        The Company's programs are designed to provide savings to individual consumers, insurance companies and employers by reducing the cost of frames, eyeglass lenses, contact lenses and eye examinations. The proliferation of optical chain stores and other volume eyewear dispensers has resulted in competitive pressures on the practices of various independent optometrists and dispensing opticians. One of the goals of VCI was to assist such vision care professionals in maintaining or increasing the volume of their practices while enabling consumers to reduce their eye care costs. The Company intends to continue that goal by maintaining and attracting new Providers.

        Each Provider must be a licensed practicing doctor of optometry or ophthalmology. Currently, there are approximately 2,800 licensed potential Providers in Florida, of which 2,000 are optometrists and 800 are ophthalmologists. The Company's process of selecting potential Providers includes a review of references from existing Providers and regulatory agencies, personal interviews and telephone calls to references. The majority of Providers are optometrists who are licensed professionals specializing in vision examinations, but who are limited in their ability to treat eye diseases. Optometrists generally have completed four years of post-graduate education following completion of a bachelor's degree. The other Providers are ophthalmologists, who are medical doctors specializing in the care, treatment and surgery of eyes. As of December 31, 1996, VCI had Provider Agreements with more than 1,100 Providers.
   Those agreements were assigned by VCI to the Company in the Acquisition.
   As a result, the Company has continued services to current Sponsors and Participants without interruption, and on substantially the same contractual terms with the Providers as those reflected in the historical financial statements of VCI.

        The Company anticipates using the same method of contracting with Providers that VCI used. VCI entered into a separate written agreement with each optometrist or ophthalmologist who became a Provider (the "Provider Agreement"). Under a Provider Agreement, the Provider agrees to furnish health care services to Participants in the Plans at predetermined fees. The Provider Agreement requires that the Provider, among other things, conduct his or her professional practice in accordance with the prevailing practices and standards of the profession and the community.
   In addition, the Provider must maintain and retain records relating to Participants in such form as required by law and accepted medical practice.

        Generally, the Provider Agreements assigned to the Company in the Acquisition do not have fixed terms and are terminable by the Company upon 30 days written notice to the Provider and by the Provider upon 90 days written notice to the Company. Historically, the majority of Providers renewed their agreements with VCI. In order to interest a greater number of Sponsors, the Company believes that it must establish a larger network of Providers and will focus its efforts on developing such a network by continuing to seek highly qualified and geographically diverse Providers.

        VCI generally contracted with Providers to provide services to Participants simultaneously with the development of a Participant base in a particular geographic area, although at times VCI entered into agreements with Providers in advance of the development of a Participant base in certain areas in connection with VCI's marketing efforts. The Company does not expect to alter that strategy. The Provider generally decides to participate in Plans in order to supplement their practices. The Plans enable Providers to treat additional patients who are Participants without requiring them to give up any of their existing patients or the opportunity to obtain new patients who are non-Participants. Although patients who are Participants generally pay fees which are less than those paid by non-Participant patients, the incremental revenues from Participant patients may be an additional source of revenue to the Provider with little or no increase in overhead costs. There can be no assurance, however, that all of the Providers will continue to participate in the Plans even if their participation results in such an increase in volume, since that portion of their practices may become less profitable than other aspects of their practices.

   The Company's Strategy

        The Company believes current market conditions in vision care favor companies which provide meaningful cost containment to the buyer. The Company further believes there are significant niches within each market offering attractive opportunities for companies which are responsive to consumer demand for affordable vision care. To take advantage of these market conditions, the Company's business strategy is to:

        * Emphasize cost-effective access to health care. The Company believes that rising vision care costs will cause buyers to seek cost containment. The Company plans to focus on this demand by providing low cost prepaid vision care programs.

        * Build on VCI's managed care reputation and capabilities. The Company believes that VCI was a vision care leader in the Florida market place because of the quality of its Provider network, the number of its Sponsors and the development of flexible and cost-effective vision care services. The Company intends to build on that reputation and continue to expand VCI's range and offering of services.

        * Expand services. In response to market opportunities, the Company intends to continue VCI's strategy of expanding its product lines and services. New delivery systems that eliminate the pre-certified benefit form are being positioned in the Provider networks for implementation as required. In addition, new product lines emphasizing discount and value added benefits at more competitive prices are being researched and developed. Select Provider networks are being recruited to provide non-standard VSP product services.

   Marketing and Promotion

        VCI did not market its prepaid plans directly to the public, and the Company expects to follow suit. The Company believes that the success of prepaid vision care plans depends upon its ability to attract and maintain Sponsors with a substantial number of members, clients or employees for enrollment in prepaid programs. VCI's efforts were directed primarily to Sponsors located in Florida. However, if the VSP License Agreement is terminated, the Company may seek to expand its operations to other geographical locations or attempt to affiliate with other providers of prepaid vision care service plans. Marketing to potential Sponsors will continue to be conducted primarily through direct personal contact and solicitation by the Company's management. The Company also intends to continue marketing prepaid programs through attendance at trade shows and by advertising in appropriate trade journals, as well as through networks of independent health insurance brokers.

        VCI marketed its prepaid plans in Puerto Rico through insurance agents. Because the Puerto Rico marketplace has great potential for development, the Company will continue those efforts. In order to be successful, the Company believes that a full-time sales representative is necessary to educate brokers, agents and the public on the value of the benefits being offered.

   Competition

        The Company competes in Florida with at least four other prepaid vision plans. The membership of one such plan (United Vision Care Plan, Inc.) was limited to Dade County public school employees and their families, generating approximately $2.1 million of revenues in 1995. The Company recently secured the Dade County contract, leaving United Vision with limited activity in Florida. The second company (Apollo, Inc.) operates primarily in southeast Florida and Puerto Rico, offering prepaid and discount vision care services to HMOs and group members. Apollo's revenues in 1995 were approximately $.3 million. The third company (Spectera Eyecare of Florida, Inc., f/k/a United Eyecare of Florida, Inc.) received its initial licensure in Florida in July 1993. Spectera is part of a larger vision health care organization that primarily provides services in the Northeast. It currently has limited operations in Florida with revenues of approximately $.3 million in 1995. A fourth company is being formed by the American Academy of Ophthalmology and is contemplating operations in 1998 or 1999. The Provider Agreements do not prohibit Providers from providing services to any other prepaid vision plan. Furthermore, there are a sufficient number of qualified opticians, optometrists and ophthalmologists in Florida to establish independent provider networks.

        In addition to Florida's other prepaid vision plans, a number of other prepaid vision plans operate in various parts of the United States, many of which possess memberships and financial, marketing and other resources much greater than that of the Company. The Company's primary bases of competition with those other prepaid vision plans are savings provided to Sponsors and Participants, quality of service, administration and management, convenience, and availability.

   Government Regulation

        Chapter 636 of Florida Statutes, the "Prepaid Limited Health Service Organization Act of Florida (the "Prepaid Act"), and the regulations promulgated thereunder, prohibit a commercial enterprise, such as the Company, from operating a prepaid optometric service plan without obtaining and maintaining a certificate of authority from the Insurance Department. The Company has been issued a certificate of authority in accordance with the Prepaid Act. The Prepaid Act requires, among other things, that the affairs, transactions, accounts, business records and assets of a licensed entity be examined by the Insurance Department at least once every three years. In lieu of making its own financial examination, the Department may accept an independent certified public accountant's audit report prepared on a statutory accounting basis. A licensed entity is also required to file with the Insurance Department certain annual, quarterly and miscellaneous reports, and to maintain a minimum surplus in an amount which is the greater of $150,000 or 10% of its total liabilities. Violation of these provisions can result in the suspension or revocation of the entity's certificate of authority, or in the imposition of fines.

        VCI is licensed under the Puerto Rico Insurance Code as a life and disability insurance company, which is the type of license necessary to provide prepaid vision care service plans in Puerto Rico. VCI provided only reciprocal services through its Providers to participants in other
   VSP plans who reside in Puerto Rico but whose sponsors are based elsewhere, and the revenues from such services were immaterial. The
   Company is in the process of having VCI's license transferred to the Company by the Puerto Rico Commissioner of Insurance. Although the
   Company intends to market its prepaid plans in Puerto Rico, the Company's Puerto Rico operations will more than likely be minimal in nature with the primary focus being the provision of reciprocal services. The Company does not plan to underwrite life or disability insurance in Puerto Rico.
   The Commissioner of Insurance may require the Company as a licensee to make special reports from time to time with respect to particular losses or claims, or on any other matter that he/she deems advisable. Furthermore, as a condition to licensing, the Company must appoint a licensed general agent who is a resident of Puerto Rico with the power or duty to supervise the underwriting and policy service operations of the Company. Once VCI's license is transferred to the Company, violations of the Puerto Rico Insurance Code could result in the suspension or revocation of, or a refusal to renew, the Company's license, or the imposition of fines.

        The Company provides Medicaid Plans, and its Primary Plus Plans include Medicare Participants. As a result, the Company is required to comply with extensive federal and state regulations in order to receive reimbursement for Medicare and Medicaid Participants. There can be no assurance that Medicare and Medicaid will not reduce their benefits in the future or impose other regulations or requirements that may have an adverse effect on the Company's financial condition.

        The Company believes that its programs, and the relationships between and among the Company, its Sponsors, Participants and Providers were designed to comply with existing laws, and that the Company's operations are currently in compliance therewith. The Company fully expects to comply with all applicable laws and regulations. However, there is no assurance that future laws and regulations will not be adopted, or existing laws and regulations will not be modified or interpreted in a manner that would materially adversely affect the Company.

   Employees

        The Company hired all of VCI's employees after the Acquisition. As of March 26, 1997, the Company had 63 employees (60 of which are full time), including 58 administrative personnel (55 full time), and 5 sales personnel (all full time). The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be good.

   ITEM 2.   DESCRIPTION OF PROPERTY

        The Company assumed all of VCI's liabilities under its office leases with independent third parties. The Company's corporate offices consist of 12,675 square feet of space located at 1511 North Westshore Boulevard, Suite 1000, Tampa, Florida 33607. The Company pays a monthly base rent of $20,333 under a 62-month non-cancelable operating lease agreement which expires on October 31, 1999. The monthly rent will increase $528 beginning on September 1, 1997 and another $528 on each September 1 thereafter, until the expiration of the lease. The Company is also liable for its pro rata share of any operating costs incurred annually by the lessee that are greater than $7.00 per square foot of total square footage leased. The Company has one five-year option to extend the lease at fair market value at the time of the exercising of such option. In addition, the Company leases satellite offices in Longwood and Coral Springs, Florida. In the opinion of the Company's management, each of these properties is adequately covered by insurance.

   ITEM 3.   LEGAL PROCEEDINGS

        The Company is not a party to any pending legal proceeding (nor is its property the subject of any pending legal proceeding) other than routine claims litigation that is incidental to the Company's business.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                     PART II

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

        There is no trading market for the Common Stock of the Company and one is not expected to develop in the future.

        As of March 26, 1997, there were approximately 207 holders of record of the Common Stock.

        The Company has not paid cash dividends on the Common Stock and does not anticipate doing so in the foreseeable future. The Company intends to retain earnings, if any, to support the Company's growth. Subject to the following two sentences, any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend upon the Company's future operating results, financial condition and capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. The payment of dividends will be prohibited between the date the Put Option is exercised, if exercised, and the date such transaction closes. See "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Put Option." The payment of dividends also will be limited by provisions of the Florida Insurance Code that require the Company to maintain at all times a minimum surplus in an amount which is the greater of $150,000 or 10% of the Company's total liabilities.

        In October 1995, the Company sold an aggregate of 126,000 shares of Common Stock (adjusted to reflect a stock split in March 1996 of 1.75 shares for each share of Common Stock) to its 15 founding shareholders for an aggregate of $24,000 cash, in connection with the organization of the Company. The sale was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

   ITEM 6.   PLAN OF OPERATION

   General

        As stated above, the Company was formed in May 1995 for the purpose of purchasing substantially all of VCI's assets and had no revenues from operations prior to the Acquisition. The Acquisition was consummated and became effective as of January 1, 1997. The Company intends to continue managing, administering and providing its products and services in the same manner as VCI did in the past. See "ITEM 1 - DESCRIPTION OF BUSINESS."

        VCI's revenues historically increased primarily because of the sale of VSP and Primary Plus Plans to additional Sponsors and the growth in the number of Participants in existing Sponsor groups. The Company believes that this growth can be attributed in part to VCI's Providers and staff establishing relationships with the Sponsors and Participants that instilled confidence in the delivery of VCI's products and services. The Company anticipates that the growth trend in the number of Sponsors and the number of Participants in existing Sponsor groups will continue.

        In an attempt to expand its Provider base and to create certain operating efficiencies, the Company has entered into initial negotiations with Columbia/HCA Healthcare Corporation ("Columbia") to establish a network provider agreement. Columbia is one of the largest health care providers in the world, owning and/or operating hospitals, medical clinics, ambulatory surgicenters and other health care related facilities across the United States, including Florida. To date, discussions have centered around the Company agreeing to (1) use Columbia's surgicenter exclusively (when geographically feasible) to perform ophthalmological surgical procedures covered under the Company's eye care plans, and (2) add Columbia's affiliated ophthalmologists serving as eye care providers in Florida to the Company's network of preferred provider ophthalmologists. The negotiations are ongoing and accordingly, there can be no assurance that the Company and Columbia will reach an agreement.

   Liquidity and Capital Resources

        VCI's principal sources of cash generally were the receipt of premiums, reciprocal revenues and administrative fee payments, and investment income. VCI's average accounts receivable turnover for the past three years was approximately 38 days and the turn-around time for claims was approximately 33 days. VCI invested cash balances pending future payments of claims and other operating expenses. In September 1992, VCI entered into a revocable trust agreement and transferred all certificates of deposit and marketable securities to the trustee. The trust was created to relieve VCI's management of the administrative burden associated with investing excess funds, including reconciling numerous accounts, updating signatories and moving funds. The Company does not anticipate any change in those patterns.

        Historically, VCI met its statutory surplus requirements by withholding a specified percentage of fees due to Providers. VCI's contracts with its Providers expressly authorized VCI to withhold these fees as a benefit reserve without creating any obligation on the part of VCI to pay them to the Providers. The Board of Directors classified approximately $5.1 million of the withheld amounts as a liability as of December 31, 1995 due to increases in VCI's net assets from income from operations. VCI paid $3.1 million of the liability prior to the acquisition of VCI's assets by the Company. The remaining $2.0 million of professional fees due to Providers, which the Company assumed from VCI, is expected to be paid, without interest, during the next 10 years, as cash flow permits.

        VCI's principal demands for liquidity generally were benefit costs and administrative expenses such as salary, commissions, printing, rent, etc. The Company anticipates that the cash reserves and the cash flow available from operations will be adequate to meet the capital and liquidity needs of the Company in both the short and long term. The Company does not anticipate any significant capital expenditures in the foreseeable future. However, in the event the Company seeks to accelerate its growth, additional capital may be necessary.

   Employees

        The Company hired all of VCI's employees, effective as of January 1, 1997, representing approximately 55 administrative personnel and 5 sales personnel. The Company does not anticipate any significant change in the number of employees in the next 12 months.

   Inflation

        Management does not believe that inflation had a material effect on the results of VCI's operations. Furthermore, during periods of significant inflation, the Company believes that its premium increases and cost control measures will reduce, to a certain extent, the potential adverse effect of inflation on its future operations.

   Accounting for Investments

        The Company will account for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of this standard will not materially affect the Company's financial position or its results of operations. It is anticipated that the Company will have a positive intent and ability to hold its marketable securities to maturity and will accordingly classify them as held-to-maturity securities reported at amortized cost.

   ITEM 7.   FINANCIAL STATEMENTS


                                  Table of Contents




                                                                      Pages

          Report of Independent Accountants                             1

          Financial Statements:

               Balance Sheets                                           2

               Statement of Operations                                  3

               Statement of Stockholders' Equity                        4

               Statement of Cash Flows                                  5

               Notes to Financial Statements                           6-12



   Report of Independent Accountants


   To the Board of Directors
   Vision Health Care, Inc.

   We have audited the accompanying balance sheets of Vision Health Care, Inc. (the Company), as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Health Care, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



   Jacksonville, Florida
   March 14, 1996

   Vision Health Care, Inc.
   Balance Sheets
   as of December 31, 1996 and 1995



         ASSETS                                         1996          1995

   Current assets:
      Cash and cash equivalents                      $ 2,691,316    $  24,000
      Short-term investment                            2,500,000            -
      Interest receivable                                 5,964             -

      Receivable from affiliate                          15,407             -

                                                       ---------       ------
         Total current assets                          5,212,687       24,000

   Other assets:
      Organization costs                                       -       15,134
                                                       ---------       ------

                                                     $ 5,212,687    $  39,134
                                                       =========       ======

 LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                               $    50,513    $  15,134
      Income taxes payable                                 2,690            -
      Debt                                             2,500,000            -
                                                       ---------       ------

         Total current liabilities                     2,553,203       15,134
                                                       ---------       ------

   Commitments

   Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000
         shares authorized, no shares issued
         and outstanding
      Common stock, $.01 par value, 10,000,000
         shares authorized, 388,505 and 126,000
         shares issued and outstanding at
         December 31, 1996 and 1995,
         respectively                                      3,885        1,260
      Common stock subscribed, 33,868 shares                 339            -
      Additional paid-in capital                       2,983,506       22,740
      Common stock subscription receivable              (338,680)           -

      Retained earnings                                   10,434            -

                                                       ---------       ------
         Total stockholders' equity                    2,659,484       24,000
                                                       ---------       ------
         Total liabilities and stockholders'
           equity                                    $ 5,212,687    $  39,134
                                                       =========       ======


   The accompanying notes are an integral part of the financial statements.

   Vision Health Care, Inc.
   Statement of Operations
   for the year ended December 31, 1996


   Revenues:
      Interest                                                      $  14,514
                                                                      -------
         Total revenues                                                14,514

   Administrative expense                                               1,390

   Provision for income taxes                                           2,690
                                                                      -------

   Net income                                                       $  10,434
                                                                      =======

   Net income per common share                                      $     .02
                                                                      =======

   Weighted average number of common shares outstanding               579,873
                                                                      =======


   The accompanying notes are an integral part of the financial statements.

   Vision Health Care, Inc.
   Statement of Stockholders' Equity
   for the year ended December 31, 1996 and for the period from May 9, 1995 (inception) through December 31, 1995


                                                                                               Additional
                                            Common Stock         Common Stock Subscriptions      Paid-In
                                          Shares   Dollars     Shares    Dollars   Receivable    Capital     Net Income      Total

    Issuance of common shares              72,000  $   720          -    $      -  $       -   $   23,280    $      -     $  24,000

    Issuance of common shares as a
      result of 1.75:1 stock split         54,000      540          -           -          -         (540)          -             -

    Balance at December 31, 1995          126,000    1,260          -           -          -       22,740           -        24,000
    Issuance of common shares in
      public offering                     262,505    2,625     33,868         339   (338,680)   2,960,766           -     2,625,050

    Net income                                 -                    -           -          -            -      10,434        10,434

    Balance at December 31, 1996          388,505  $ 3,885     33,868    $    339  $(338,680)  $2,983,506    $ 10,434    $2,659,484



   The accompanying notes are an integral part of the financial statements.

   Vision Health Care, Inc.
   Statement of Cash Flows
   for the year ended December 31, 1996

   Cash flows from operating activities:
      Net income                                                    $  10,434
      Adjustments to reconcile net income to cash provided by
        operating activities:
         Changes in assets and liabilities:
         Interest receivable                                           (5,964)
         Receivable from affiliate                                    (15,407)
         Accounts payable                                             (35,379)
         Income tax payable                                             2,690
                                                                     --------
   -
           Net cash provided by operating activities                  (27,132)
                                                                     --------
   -
   Cash flows from investing activities:
      Purchase of short-term investment                            (2,500,000)
      Reimbursement of organizational costs                            15,134
                                                                    ---------
         Net cash used in investing activities                     (2,484,866)
                                                                    ---------

   Cash flows from financing activities:
      Proceeds from sale of common stock by a public offering       2,625,050
      Proceeds from borrowings                                      2,500,000
                                                                    ---------
         Net cash provided by financing activities                  5,125,050
                                                                    ---------
         Net increase in cash                                       2,667,316

   Cash and cash equivalents at beginning of year                      24,000
                                                                    ---------

   Cash and cash equivalents at end of year                        $2,691,316
                                                                    =========


   The accompanying notes are an integral part of the financial statements.

   Vision Health Care, Inc.
   Notes to Financial Statements

   1. Organization and Public Offering:

      Vision Health Care, Inc. (the "Company"), incorporated in May 1995 under the laws of Florida, was organized for the purpose of purchasing substantially all of the operating assets of Vision Care, Inc. ("VCI") and continuing the management, administration and provision of prepaid vision care services in Florida conducted by VCI. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to their initial public offering of common shares of equity (the "Offering"), which registration statement became effective in July 1996. The Company used the proceeds and certain borrowings to acquire the assets of VCI as of January 1, 1997 (the "Acquisition") for $5 million. The Company qualifies as a C Corporation for federal income tax purposes. The Company had no operations for the year ended December 31, 1995.

      The Company will account for the acquisition based upon the purchase method whereby the total purchase price will be allocated to tangible and intangible assets and liabilities based upon their respective fair values (see Note 11).

   2. Summary of Significant Accounting Policies:

      Cash and Cash Equivalents - All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company's cash and cash equivalents at December 31, 1996 consist primarily of short-term money market investments.

      Net Income Per Common Share - Net income per common share has been computed by dividing net income applicable to common stockholders by the weighted average number of common stock and equivalents outstanding. Common stock equivalents that have a dilutive effect represent outstanding common stock options. Common stock issued within one year of the Offering is treated as outstanding for all of 1996.

      Income Taxes - The Company recognizes the future tax consequences of transactions or events in the period the transactions or events are recognized in the financial statements. Deferred tax assets and liabilities are recorded for temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and tax bases of existing assets and liabilities.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   3. Debt:

      Debt at December 31, 1996 consists of a note payable to a financial institution with an interest rate of 5.35%. The note is collateralized by the short-term investment discussed in Note 8 with the principal due in a single payment on December 31, 1997. Interest accrues and is payable in monthly installments through December 31, 1997.

   4. Option Plan:

      In 1996, the Company established a stock option plan (the "Option Plan") and a total of 157,500 shares of common stock was reserved for issuance under the Option Plan. A committee of at least two directors, who may or may not be employees, have the authority to determine the terms of awards granted under the Option Plan, including, among other things, the individuals who receive awards, the times when they receive them, vesting schedules, the number of shares subject to each award and the exercise price and term of each option.

      Incentive stock options may be granted only to employees and only within ten years from the date of adoption of the Option Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual under the Option Plan, or any other plan of the Company or any parent or subsidiary, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. All options will become exercisable upon any event constituting a change of control of the Company, which could have the effect of deterring potential acquisitions of the Company.

      In April 1996, the Committee granted a total of 131,906 non-qualified options having a term of ten years and an exercise price of $.29 per share, which, based upon an independent appraisal, the Company determined represented the fair market value of the common stock on the date of grant. These options vest as follows:

       Number
      of Options                  Vesting Terms

        55,125      20% on grant date and 20% per year thereafter
        70,875      25% on grant date and 75% by end of 1996
         5,906      20% on date of employment (January 1, 1997) and 20% per
       -------      year for each year employed
       131,906
       =======

      On December 31, 1996, the remaining 25,594 authorized options to purchase common shares were granted in connection with the Put Option transaction described in Note 6. These options are 100% vested, have a term of ten years and an exercise price of $10 per share. The Company valued these options at the price per common share as priced in the Company's registration statement on Form S-1 as described in Note 1.

      All options not already vested will vest upon any change of control over the Company. No options had been exercised as of December 31, 1996.

      The Company accounts for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123, issued in October 1995. This pronouncement established a fair value based method of accounting for stock based compensation plans.

   5. Capital Stock:

      The Board of Directors is authorized to provide for the issuance of ten million shares of the common stock, par value $.01 per share, and one million shares of preferred stock, par value $.01 per share ("Preferred Stock"). As of December 31, 1996, no shares of Preferred Stock had been issued.

   6. Put Option:

      At the closing of the Company's Offering on December 31, 1996, Dental Network, Inc., a Florida corporation ("DNI"), purchased 100,000 shares of common stock at $10 per share (the "DNI Shares"). As a condition to such purchase, certain shareholders in the Company (the "Put Shareholders") gave DNI an option (the "Put Option") to sell all of the DNI Shares to the Put Shareholders individually for an amount equal to the initial price paid by DNI for the DNI Shares ($1,000,000), plus 12% per annum. The Put Option is exercisable at any time beginning on April 30, 1997 and ending on July 31, 1998, but becomes void if (i) the Company merges with, is acquired by, or comes under common control with DNI or (ii) there is a change of control of the Company which a majority of the directors nominated by DNI approve.

      The Put Option is secured by each Put Shareholder's pledge of the shares of common stock now and hereafter owned by such Put Shareholder, together with his options or rights therein to acquire common stock (to the extent assignable) and the shares of common stock issuable upon exercise of such options (all of the common stock and options pledged by all of the Put Shareholders collectively are referred to as the "Collateral"). In the event that DNI exercises the Put Option, the Put Shareholders will have approximately 75 days to either purchase all of the DNI Shares in exchange for $1,000,000, plus 12% per annum, or deliver the Collateral to DNI which will result in DNI owning both the DNI Shares and the shares constituting the Collateral.

      The options for 25,594 shares (see Note 4) granted to the Put Shareholders are included in the Collateral securing the Put Option. The total number of these options is approximately equal to the number of shares of common stock that remained available for issuance under the Company's Option Plan.

   7. Related Party:

      The Company has certain board members and stockholders, who are also board members of VCI.

      Pursuant to the VCI asset purchase agreement, $300,000 of the Company's expenses related to the Offering and the purchase of VCI's assets were paid by VCI.

   8. Concentration of Credit Risk:

      The Company places cash deposits, which included short-term investments used to purchase a certificate of deposit on January 2, 1997 which matures December 31, 1997 and accrues interest monthly at an annual rate of 4.5%, at a major bank. At December 31, 1996, bank account balances exceeded Federal Depository Insurance limits by approximately $5 million. Management believes credit risk related to these deposits is minimal.

   9. Commitments:

      The Company conducts its operations in leased facilities under a noncancelable operating lease expiring on October 31, 1999 which the Company assumed in the purchase of VCI's assets. Base rent is not subject to any adjustment based on a percentage increase in the Consumer Price Index or any other similar type index.

      The Company is also liable for its pro rata share of any excess operating costs based on operating costs incurred annually that are greater than $7.00 per square foot of total square footage leased. The Company has one 5-year option to extend the lease at a base rent of the fair market value at the time of the exercising of such option.

      Minimum lease payments plus applicable state sales tax required under the lease agreements are as follows:

                   1997                    $  270,029
                   1998                       270,115
                   1999                       228,862
                                              -------
                                           $  769,006
                                              =======

   10. Recently Issued Accounting Pronouncements:

      SFAS No. 128 "Earnings Per Share," revised the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No.
      15. The pronouncement will require dual presentation of basic and diluted EPS on the Company's statement of operations and is effective for the Company's fiscal year ending December 31, 1997. The Company believes that adoption will not have a material impact on its financial statements.

      SFAS No. 129, "Disclosures of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure. The new accounting principle is effective for the Company's fiscal year ending December 31, 1997. The Company believes that adoption will not have a material impact on its current disclosures.

   11. Pro Forma Information (Unaudited):

      The following unaudited pro forma balance sheet reflects the purchase of VCI's assets by the Company, as described in Note 1, as if the asset purchase had occurred on December 31, 1996. Such pro forma information is based upon the historical balance sheets of the Company and VCI, as of that date, giving effect to the acquisition and the application of the proceeds of the Offering.

      The following pro forma balance sheet is not necessarily indicative of what the actual financial position of the Company would have been at December 31, 1996, nor does it purport to represent the future financial position of the Company.


                   ASSETS                                           (in 000's)

      Current assets:
         Cash and short-term investments                            $  2,034
         Certificates of deposit and marketable securities             6,058
         Accounts receivable                                           3,052
         Other                                                           258
                                                                      ------

            Total current assets                                      11,402

      Other assets, including goodwill of $92                            471
                                                                      ------

            Total assets                                            $ 11,873
                                                                      ======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
         Professional fees refundable                               $  2,786
         Liability for outstanding claims                              2,920

         Debt                                                          2,500
         Accounts payable and accrued expenses                           551
                                                                      ------

            Total current liabilities                                  8,757
                                                                      ------

      Stockholders' equity:
         Common stock                                                    422
         Additional paid in capital                                    2,694
                                                                      ------

            Total stockholders' equity                                 3,116
                                                                      ------

            Total liabilities and stockholders' equity              $ 11,873
                                                                      ======

      The following unaudited pro forma statement of operations for the year ended December 31, 1996 is presented as if the purchase of VCI's assets and the consummation of the Offering and the application of net proceeds therefrom had occurred on January 1, 1996.

      The pro forma statement of operations does not purport to present what actual results of operations would have been if the acquisition of VCI and the consummation of the Offering had occurred on such date or to project results for any future period.

                                                                    (in 000's
                                                                except for per
                                                                  share data)

      Revenues:
         Prepaid programs                                           $ 15,772
         Managed care                                                  2,183
         Administrative service and reciprocal programs and other        545
         Investment income                                               587
                                                                     -------

            Total revenues                                            19,087
                                                                     -------

      Costs and expenses:

         Costs of benefits provided                                   14,243
         General and administrative expenses                           5,312
         Retirement plan contributions                                    80
         Depreciation and amortization                                   120
                                                                     -------

            Total costs and expenses                                  19,755
                                                                     -------

      Pro forma net loss                                            $   (668)
                                                                     =======

      Weighted average number of common shares outstanding           579,873
                                                                     =======

      Pro forma loss per share                                      $  (1.15)

                                                                     =======

      Note to pro forma statement of operations - Pro forma amounts are based upon the historical results of the Company and VCI for the year ended December 31, 1996 adjusted for the amortization of goodwill of $6,100 (calculated as the excess of the purchase price of $5,000,000 less the net book value of the net operating assets purchased of $4,908,453 divided by the useful life of 15 years).


   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On January 4, 1997, the Company replaced Dwight Darby & Company with Coopers & Lybrand L.L.P. as its new independent accountant. No report on the Company's financial statements prepared by Dwight Darby & Company contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. In addition, there were no disagreements with Dwight Darby & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Dwight Darby & Company's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The decision to change accountants was approved by the Company's Board of Directors.

                                    PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth certain information concerning the executive officers and directors of the Company:

                    Name                  Age        Position

    Howard J. Braverman, O.D.(1)(5)*  .   50    Chairman of the Board of
                                                  Directors
    Peter D. Liane, O.D.(1)*  . . . . .   41    Chief Executive Officer,
                                                  President and Director
    James W. Andrews, O.D.(2)*  . . . .   44    Vice President and Director
    Alan P. Fisher, O.D.(3)*  . . . . .   46    Secretary and Director
    Terrance W. Naberhaus, O.D.(2)* . .   40    Treasurer and Director
    James R. Brauss, O.D.(1)  . . . . .   49    Director
    Stanley D. Braverman, M.D.(3)(5)  .   46    Director
    Allen L. Garrett(3) . . . . . . . .   57    Director
    Scott F. Hilinski(4)  . . . . . . .   28    Director
    Landrum R. Landreth(1)  . . . . . .   72    Director
    Howard Levine, D.D.S(4).  . . . . .   60    Director
    Jeffery C. Locke, O.D.(3) . . . . .   36    Director
    Raymond M. Neff(2)  . . . . . . . .   55    Director
    Stanley Shapiro, D.D.S.(4)  . . . .   52    Director
    Henry C. Tie Shue(4)  . . . . . . .   54    Director
    John M. Renaldo, O.D.(2)  . . . . .   53    Director
    Luis M. Perna, M.S.M. . . . . . . .   46    President of VSP Division
    Roy L. Burgess, C.P.A., M.S.M   . .   43    President of Primary Plus

    Eugene T. Pizzo, Jr., M.S.M . . . .   54    Division
    Ronald R. Barnette. . . . . . . . .   47    Controller
                                                Vice President-Sales and
                                                Marketing of VSP Division
   _______________
   *     Member of the Executive Committee.
   (1) Class 1 director whose term will expire at the 1997 annual meeting of shareholders.
   (2) Class 2 director whose term will expire at the 1998 annual meeting of shareholders.
   (3) Class 3 director whose term will expire at the 1999 annual meeting of shareholders.
   (4) Pursuant to the terms of the Put Option (see "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Put Option"), Mr. Hilinski, Dr. Levine, Dr. Shapiro and Mr. Tie Shue were elected in January 1997 to fill four vacancies on the Company's Board of Directors. All four directors must stand for re-election at the 1997 annual meeting of shareholders.
   (5)   Dr. Howard J. Braverman and Dr. Stanley D. Braverman are brothers.


               Howard J. Braverman, O.D., Chairman of the Board of the Company, has been a practicing O.D. with Braverman Eye Center since 1981. Dr. Braverman was also associated with Eye Care of Florida from April 1994 to December 1994. Dr. Braverman has been a board member of FOA Charities, Inc. (formerly Vision Care, Inc.) since January 1994 and of the Company since its inception in 1995.

               Peter D. Liane, O.D., Chief Executive Officer, President and director of the Company, has practiced as an optometric physician with Drs. Barrack and Liane, P.A. since 1979. Dr. Liane is the Immediate Past President of the Florida Optometric Association and served as a board member of VCI from January 1995 until February 1997. Dr. Liane has been a board member of the Company since its inception in 1995.

               James W. Andrews, O.D., Vice President and director of the Company, has been a sole practitioner since March of 1994. Dr. Andrews was a partner with Dr. Cravey, O.D. from January 1982 until March 1994. Dr. Andrews has been a board member of FOA Charities, Inc. since January 1991 and of the Company since its inception in 1995.

               Alan P. Fisher, O.D., Secretary and director of the Company, has been an O.D. in private practice for more than the preceding five years. Dr. Fisher has been a board member of FOA Charities, Inc.
   since January 1991 and of the Company since its inception in 1995.

               Terrance W. Naberhaus, O.D., Treasurer and director of the Company, has been an O.D. with Brevard Optometry Associates since April 1990. Dr. Naberhaus served as a board member of VCI from January 1992 until February 1997. Dr. Naberhaus has been a board member of the Company since its inception in 1995.

               Raymond M. Neff, director of the Company, is President, Chief Executive Officer, and director of FCCI Mutual Insurance Company. From 1987 to 1994, he was an administrator for FCCI Self Insurance Fund. During that same period, Mr. Neff served as President, Chief Executive Officer and director of Florida Employees Life Insurance Company and Florida Employees Insurance Service Corporation. Mr. Neff is a director of Barnett Bank of Southeast Florida and served as a board member of VCI from January 1992 until February 1997. Mr. Neff has been a board member of the Company since its inception in 1995.

               James R. Brauss, O.D., director of the Company, has been a practicing O.D. with the firm of James R. Brauss, O.D., P.A. since 1988. Dr. Brauss is on the Board of Directors of the Broward County Branch of the American Lung Association and the Broward County Optometry Association and was a board member of VCI from January 1990 to December 1995. Dr. Brauss has been a board member of the Company since its inception in 1995.

               John M. Renaldo, O.D., director of the Company, has been operating as an independent contractor with Dr. Salvatore M. DeCanio, Jr. since February 1996. Prior to working with Dr. Gary Enker at the Enker Eye Center from October 1994 to February 1996, Dr. Renaldo practiced as Dr. John M. Renaldo, P.A. Dr. Renaldo served as a board member of VCI from January 1990 until February 1997. Dr. Renaldo has been a board member of the Company since its inception in 1995.

               Landrum R. Landreth, director of the Company, has been retired for more than the preceding five years. Mr. Landreth served as a board member of VCI from January 1993 until February 1997. Mr. Landreth has been a board member of the Company since its inception in 1995.

               Stanley D. Braverman, M.D.. director of the Company, has been a practicing medical doctor, specializing in ophthalmology, since February 1981. Dr. Braverman became the Medical Director for VCI's Primary Plus Division in October 1993 and now serves in the same capacity for the Company. Dr. Braverman also is a clinical instructor in ophthalmology at the University of Miami School of Medicine. Dr. Braverman has been a board member of the Company since its inception in 1995.

               Jeffery C. Locke, O.D., director of the Company, has been practicing as Jeffery C. Locke, O.D., P.A. since 1990. In addition, Dr. Locke became the Director of Quality Assessment of VCI in January 1994 and Optometric Director of VCI in August 1995 and now holds these positions with the Company. Dr. Locke has been a board member of the Company since its inception in 1995.

               Allen L. Garrett, C.L.U., director of the Company, helped to form VCI's first panel of doctors in 1969 and 1970 and served as President and Chief Executive Officer of VCI from January 1980 to January 1996. Mr. Garrett is the past Chairman of the Council of Growing Companies. Mr. Garrett has been a board member of the Company since its inception in 1995.

               Scott F. Hilinski, director of the Company, is a partner with Fleet Equity Partners, which is located in Providence, Rhode Island, where he started as an associate in October 1995. From May 1993 to October 1995, Mr. Hilinski was an associate with TA Associates in Boston, Massachusetts, and from August 1990 to May 1993 he was an associate with Deloitte & Touche in Boston. Mr. Hilinski has been a board member of the Company since January 1997.

               Howard Levine, D.D.S., director of the Company, has served as the Chief Operating Officer of OHS, Inc. (f/k/a Dental Network, Inc.) and its subsidiaries (OHS of Georgia, Inc., Dental Administrators, Inc., and OHS of Alabama, Inc., f/k/a Dental Benefits Management, Inc.) since 1996. From 1964 until joining OHS, Inc., Dr. Levine was a practicing dentist in private practice. Dr. Levine has been a board member of the Company since January 1997.

               Stanley Shapiro, D.D.S., director of the Company, has served as the President and Chief Development Officer of OHS, Inc. (f/k/a Dental Network, Inc.) and its subsidiaries (OHS of Georgia, Inc., Dental Administrators, Inc., and OHS of Alabama, Inc., f/k/a Dental Benefits Management, Inc.) since 1996. From 1970 until joining OHS, Inc., Dr. Shapiro was a practicing dentist in private practice. Dr. Shapiro has been a board member of the Company since January 1997.

               Henry C. Tie Shue, director of the Company, has been involved in the day to day management of Oral Health Services, Inc. and its affiliates for more than the preceding five years. Mr. Tie Shue has been a board member of the Company since January 1997.

               Luis M. Perna, M.S.M. is President of the Company's VSP Division. Prior to assuming this position with VCI in January 1996, Mr. Perna served as Vice President of VCI's Operations from 1990 to 1995. From 1973 to 1990, Mr. Perna was employed by Crown Life Insurance Company of Canada in both U.S. group insurance sales and administrative capacities. His final position there was Regional Manager, Group Administration. Mr. Perna received his B.A. in Political Science from the University of Florida in 1973 and his M.S. in Management from Florida International University in 1976.

               Roy L. Burgess, C.P.A., M.S.M. is the President of the Company's Primary Plus Division where he is responsible for product design, marketing, claims adjudication, underwriting, contract preparation, customer service, provider relations and quality improvement. Prior to joining VCI in July 1995, Mr. Burgess worked at Prudential Health Care System for 10 years as Director of Operations for its multiple managed care plans in Tampa and Orlando, Florida. Mr. Burgess received his B.A. in Business Administration from the University of Florida in 1975 and his M.S. in Management from Rollins College in 1979.

               Eugene T. Pizzo, Jr., M.S.M., is the Controller of the Company. From 1982 until his promotion to Controller of VCI in 1990, Mr. Pizzo served as VCI's office manager. Prior to joining VCI, Mr. Pizzo was a career officer in the United States Air Force for 20 years during which time he received his M.S. in Management from Troy State University.

               Ronald R. Barnette is the Company's Vice President of Marketing. Mr. Barnette joined VCI in 1989 and was appointed Vice President of Marketing in February 1990. Prior to joining VCI, Mr. Barnette served as an account executive with Vision Service Plan from 1984 to 1988, a marketing representative with 3M Company from 1979 to 1984, and a marketing representative with General Motors Corp. from 1971 to 1979. Mr. Barnette received his B.S. in Marketing from Virginia Polytechnic Institute in 1971.

   Compliance with Section 16(a) of the Securities Exchange Act of 1934

               The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "1934 Act") and therefore is not subject to the reporting requirements of
   Section 16 of the 1934 Act.

   ITEM 10.    EXECUTIVE COMPENSATION

   Directors' Compensation

               Board members receive $350 for the first day of a board meeting, $250 for each subsequent day, and reimbursement for any reasonable out-of-pocket expenses. In addition, the Chairman of the Board and the President each receive $9,600 per year, and the Vice President, Secretary and Treasurer each receive $2,400 per year.

               Directors also are eligible to receive options under the Stock Option Plan described below. See "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Option Plan."

   Executive Compensation

               Because the Company had no operating history, compensation information for executive officers is not available for the fiscal year ended December 31, 1996. The following table summarizes the compensation received by the Company's Chief Executive Officer and each of its most highly compensated executive officers other than the Chief Executive Officer whose total annual base salary and bonus exceeded $100,000 (the "Named Executives") in their capacity as executive officers of VCI during 1996. The Company does not anticipate any change in such compensation, except for annual increases in the ordinary course of business and consistent with past practice.


                        1996 Annual Compensation from VCI

    Name and                                    Other Annual    All Other
    Principal          Year    Salary   Bonus   Compensation  Compensation
    Position                                         (1)           (2)

    Peter D. Liane,    1996     -0-      -0-         -0-            -0-
    O.D., Chief
    Executive Officer
    and President(3)

    Luis M. Perna,     1996   $105,115  $21,500      -0-          $6,325
    M.S.M., President
    of VSP Division

    Roy L. Burgess,    1996   $129,942  $19,471      -0-          $7,819
    C.P.A., M.S.M.,
    President of
    Primary Plus
    Division

    Ronald R.          1996   $ 68,615  $45,052      -0-          $4,129
    Barnette, Vice
    President of
    Marketing
   _______________

   (1) Excludes certain personal benefits such as health insurance, the total value of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive.
   (2)   Consists of contributions to VCI's profit-sharing plan.
   (3) Dr. Liane currently serves as the Chief Executive Officer and President of the Company, but, other than any applicable director fees, Dr. Liane is not compensated for serving in such capacity.

   Information with respect to fiscal years 1994 and 1995 is not reported because the Company was not a reporting company pursuant to Section 13(a) or 15(d) of the Exchange Act at any time during those years.

   The following table sets forth information with respect to grants of options to purchase shares of Common Stock during 1996 to the Named Executives.

                           Stock Option Grants in 1996

                                       % of                 Market
                                      Total               Price per
                                     Options               Share of
                       Number of     Granted              Underlying
                      Securities        to                 Security
                      Underlying    Employees   Exercise      on
                        Options     in Fiscal   Price per  Date of   Expiration
           Name       Granted(1)       1996       Share     Grant      Date

   Peter D. Liane,     15,750(2)      12.77%    $ 0.29     $ 0.29     04/09/06
   O.D.                 3,488(3)       2.83%    $10.00     $10.00     12/19/06

   Luis M. Perna,       7,875(4)       6.34%    $ 0.29     $ 0.29     04/09/06
   M.S.M.

   Roy L. Burgess,      7,875(4)       6.34%    $ 0.29     $ 0.29     04/09/06
   C.P.A., M.S.M.       2,327(3)       1.89%    $10.00     $10.00     12/19/06

   Ronald R. Barnette      -0-          -0-       -0-        -0-         -0-

   _________________

   (1)    The options shown on this table have a term of 10 years.
   (2) 7,875 of the options vested 20% on grant and vest an additional 20% at the end of each full year thereafter.
          The remaining 7,875 options were fully vested as of December 31, 1996.
   (3)    The options were immediately exercisable on the date of grant.
   (4) The options vested 20% on grant and vest an additional 20% at the end of each full year thereafter.

   No options were exercised during 1996.

   Employment Agreements

     The Company has entered into two year employment agreements with Luis M. Perna, President of the Company's VSP Division, and Roy L. Burgess, President of the Company's Primary Plus Division, and a one year employment agreement with Ron Barnette, Vice President of Marketing. Mr. Perna's agreement provides for an annual base salary of $110,000, a discretionary annual bonus, and participation in certain incentive compensation plans. Mr. Burgess' agreement provides for an annual base salary of $133,500 and an annual bonus of at least $12,000. Mr. Barnette's agreement provides for an annual base salary of $72,000 and incentive payments tied to the annualized volume of VSP contracts and the sale of Primary Plus contracts. Messrs. Perna's and Burgess' agreements will be renewed automatically for an additional year on each anniversary date thereof, unless any party gives written notice of nonrenewal. During their employment with the Company, and for a period of two years thereafter in the case of Messrs. Perna and Burgess and one year in the case of Mr. Barnette, the individuals are prohibited from competing with the Company directly or indirectly in any business involving the soliciting or administering of eye care within a state in which the Company offers such coverage or services and actually writes business.

   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 26, 1997, certain information regarding the beneficial ownership of Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, by each director of the Company, by each director nominee, by each Named Executive, and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person.

                                           Shares of
                                          Common Stock
    Name and Address of                   Beneficially  Percentage of
    Beneficial Owner                        Owned        Ownership

    Dental Network, Inc.(1)                 100,000       23.68%
    James W. Andrews, O.D.(2)(3)             23,638        5.41
    Ronald R. Barnette(4)                     2,500        0.59
    James R. Brauss, O.D.(5)                  8,932        2.11
    Howard J. Braverman, O.D.(6)(7)          26,053        5.95
    Stanley D. Braverman, M.D.(7)             7,500        1.78
    Roy L. Burgess, C.P.A.,                  20,852        4.87
      M.S.M.(4)(8)
    Alan P. Fisher, O.D.(2)(9)               22,388        5.12
    Allen L. Garrett(10)                      7,875        1.86
    Scott F. Hilinski(11)                         0        0.00
    Landrum R. Landreth(12)                  10,375        2.46
    Howard Levine, D.D.S.(1)                      0        0.00
    Peter D. Liane, O.D.(2)(13)              24,888        5.70
    Jeffery C. Locke, O.D.(14)(15)           10,240        2.42
    John W. McClane, III, O.D.(16)            5,750        1.36
    Terrance W. Naberhaus, O.D.(2)(15)       22,388        5.12
    Raymond M. Neff(14)(17)                   9,040        2.13
    Luis M. Perna, M.S.M.(4)(18)             13,525        3.18
    John M. Renaldo, O.D.(14)(19)             9,040        2.13
    Stanley Shapiro, D.D.S.(1)                    0        0.00
    Henry C. Tie Shue(1)                          0        0.00
    All directors and executive             219,234       51.91%
    officers as a group (18 persons)


   (1)    The business address of Dental Network, Inc., Dr. Levine, Dr.
          Shapiro and Mr. Tie Shue is 5775 Blue Lagoon Drive, Miami, Florida 33126.
   (2) The number of shares beneficially owned includes 14,513 shares that are subject to currently exercisable options and excludes 4,725 shares that are subject to options that are not currently exercisable.
   (3) The business address of Dr. Andrews is 5062 Mobile Highway, Pensacola, Florida 32506.
   (4) The business address of Mr. Barnette, Mr. Burgess and Mr. Perna is 1511 North Westshore Boulevard, Suite 1000, Tampa, Florida 33630.
   (5) The business address of Dr. Brauss is 520 N.E. 30th Street, Wilton Manors, Florida 33334.
   (6) The number of shares beneficially owned includes 15,678 shares that are subject to currently exercisable options and excludes 4,725 shares that are subject to options that are not currently exercisable.
   (7) The business address of Dr. Howard J. Braverman and Dr. Stanley D. Braverman is 1935 E. Hallandale Beach Boulevard, Hallandale, FL 33009.
   (8) The number of shares beneficially owned includes 5,477 shares that are subject to currently exercisable options and excludes 4,725 shares that are subject to options that are not currently exercisable.
   (9) The business address of Dr. Fisher is 2025 East Edgewood Drive, Lakeland, Florida 33803.
   (10)   Mr. Garrett's address is 4522 Culbreath Avenue, Tampa, Florida 33607.
   (11) The business address of Mr. Hilinski is Mail Stop: R1 MO F12C, 50 Kennedy Plaza, Providence, Rhode Island 02903.
   (12)   Mr. Landreth's address is 2303 Bourgogne Drive, Tallahassee,
          Florida 32308.
   (13) The business address of Dr. Liane is 100 West Bay Street, Jacksonville, Florida 32202.
   (14) The number of shares beneficially owned includes 1,165 shares that are subject to currently exercisable options.
   (15) The business address of Dr. Locke and Dr. Naberhaus is 2420 South Babcock Street, Melbourne, Florida 32901.
   (16) The business address of Dr. McClane is 113 City Smitty Drive, St. Marys, Georgia 31558.
   (17) The business address of Mr. Neff is 2601 Cattlemen Road, Sarasota, Florida 34232.
   (18) The number of shares beneficially owned includes 3,150 shares that are subject to currently exercisable options and excludes 4,725 shares that are subject to options that are not currently exercisable.
   (19) The business address of Dr. Renaldo is 4400 North Federal Highway, Suite 134, Boca Raton, Florida 33431.

   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All of the executive officers, directors, nominees for election as a director and 5% shareholders of the Company, except for four, are or have been within the past two years, members and officers or directors of VCI. The following table indicates the positions with VCI and the Company of each executive officer, director and 5% shareholder of the Company:

                                    Positions with VCI
                                    (n/k/a FOA Charities,   Positions with
    Name                            Inc.)                   Company

    James W. Andrews, O.D.          Board Member            Vice President and
                                                             Director
    James R. Brauss, O.D.(1)        Former Board Member     Director
    Howard J. Braverman, O.D.(2)    Board Member            Chairman of the
                                                             Board of Directors
    Stanley D. Braverman, M.D.      Medical Director        Medical Director
                                                             and Director
    Roy L. Burgess, C.P.A., M.S.M.  President of Primary    President of
                                     Plus Division           Primary Plus
                                                             Division
    Alan P. Fisher, O.D.            Board Member            Secretary and
                                                             Director
    Allen L. Garrett                Former President and    Director
                                     Chief Executive
                                     Officer
    Scott F. Hilinski               None                    Director
    Landrum R. Landreth             Former Board Member     Director
    Howard Levine, D.D.S.           None                    Director
    Peter D. Liane, O.D.            Former Board Member     Chief Executive
                                                             Officer, President
                                                             and Director
    Jeffery C. Locke, O.D.          Director of Quality     Director of
                                     Assessment and          Quality Assessment
                                     Optometric Director     and Optometric
                                                             Director and
                                                             Director
    John W. McClane, III, O.D.      Board Member            Nominee for
                                                             Director
    Terrance W. Naberhaus, O.D.     Former Board Member     Treasurer and
                                                             Director
    Raymond M. Neff                 Former Board Member     Director
    Luis M. Perna, M.S.M.           President of VSP        President of VSP
                                     Division                Division
    John M. Renaldo, O.D.           Former Board Member     Director
    Stanley Shapiro, D.D.S.         None                    Director
    Henry C. Tie Shue               None                    Director
   _______________

   (1) Dr. Brauss served as a board member of VCI from January 1990 to December 1995.
   (2) Dr. Braverman owns more than 5% of the Company's outstanding Common Stock. See "ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."
   (3) Mr. Garrett was President and Chief Executive Officer of VCI until January 1996.


   The Acquisition

         The Asset Purchase Agreement provided that the purchase price of VCI's assets would be the fair market value of the assets as of December 31, 1995, as established by the appraisal of an independent business appraisal firm retained by VCI, and for the price to be adjusted by an amount equal to any increase or decrease n the net book value of VCI from December 31, 1995 to the end of the last calendar month preceding the date of closing. The appraisal firm determined that the fair market value of VCI's assets was $5 million as of December 31, 1995. As of December 31, 1996, there was no increase or decrease in VCI's book value, resulting in a purchase price of $5 million.

         The Asset Purchase Agreement required the Company to assume substantially all of the liabilities of VCI, including a liability of $2.0 million (after giving effect to a $3.1 million payment to Providers that took place prior to closing), representing professional fees previously withheld by VCI as reserves, and obligations incurred in the ordinary course under agreements with Sponsors, Providers and Participants. The Asset Purchase Agreement contained standard representations and warranties and indemnities requiring VCI to indemnify the Company for such matters as litigation arising from the conduct of VCI's business prior to the Acquisition, breaches by VCI of the contracts transferred to the Company, and violations of law by VCI prior to the Acquisition. Management of the Company is not aware of the existence of any such potential or threatened litigation, breaches or violations.

         VCI reimbursed the Company for $300,000 in actual and reasonable transaction expenses incurred by the Company in connection with the Acquisition and the Company's initial public offering, as well as paid VCI's own legal and accounting expenses and the cost of the appraisal.

         VCI appointed a special committee in connection with the negotiation and execution of the Asset Purchase Agreement, consisting of a VCI director and two VCI members, none of whom is an officer or director of the Company. The special committee was advised by its own counsel in connection with the transaction, and the special committee retained the independent appraisal firm that determined the fair market value of VCI's assets. Consummation of the Acquisition was subject to the affirmative vote by VCI's members which was obtained at an annual meeting of members held in May 1996.

   Option Plan

         The Company has established a stock option plan (the "Option Plan") for the purpose of attracting and retaining the Company's executive officers and other key employees, directors, and key non-employee advisors in a manner that will align their interests with those of the Company's shareholders. A total of 157,500 shares of Common Stock have been reserved for issuance under the Option Plan. A committee of at least two directors, who may or may not be employees (the "Committee"), have the authority to determine the terms of awards granted under the Option Plan, including, among other things, the individuals who receive awards, the times when they receive them, vesting schedules, performance goals triggering the exercisability of options, whether an option is an incentive or non-qualified option and the number of shares to be subject to each award. Currently, the Committee members are Howard J. Braverman, O.D., Alan P. Fisher, O.D., and Terrance W. Naberhaus, O.D.

         The exercise price and term of each option will be fixed by the Committee, except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company, the exercise price must be at least 110% of the fair market value on the date of grant and the term cannot exceed five years. Incentive stock options may be granted only to employees and only within 10 years from the date of adoption of the Option Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual under the Option Plan, or any other plan of the Company or any parent or subsidiary, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the Committee, elect to pay for the shares to be received upon exercise of his options in cash or shares of Common Stock or any combination thereof. All options will become exercisable upon any event constituting a change of control of the Company, which could have the effect of deterring potential acquisitions of the Company.

         In April 1996, the Committee granted a total of 131,906 non-qualified options as follows: (i) 55,125 to executive officers, directors and/or shareholders of the Company who spent considerable time and effort in connection with organizing the Company and furthering the Acquisition (the "Organizing Group"); (ii) 70,875 to those, including key non-employee advisors and executive officers of the Company, who played a key role in encouraging continued Provider and Sponsor participation in the Plans that the Company assumed from VCI (the "Network Development Group") and (iii) 5,906 to Messrs. Pizzo and Barnette who became officers of the Company upon completion of the Acquisition. Each of the following individuals, as members of both the Organizing Group and the Network Development Group, received 15,750 options each: Howard J. Braverman, Chairman of the Board; Peter D. Liane, Chief Executive Officer and President; James W. Andrews, Vice President; Alan P. Fisher, Secretary; and Terrance W. Naberhaus, Treasurer. In addition, the Committee awarded 7,875 options each to Messrs. Perna and Burgess, both of whom are shareholders of the Company and were executive officers of VCI and became executive officers of the Company following the Acquisition, in connection with the time they devoted outside normal working hours as members of the Organizing Group.

         The options have a term of 10 years and an exercise price of $.29 per share, which the Company determined represented the fair market value of the Common Stock on the date of grant. All options granted to the Organizing Group vested 20% on grant and vest an additional 20% at the end of each full year after grant, assuming the holders remain in their capacities of officers or directors of the Company. The options granted to each member of the Network Development Group vested 25% upon acceptance by that member of the responsibility of promoting Provider and Sponsor participation and 75% at the end of 1996 as to each member of that group who fulfilled his or her responsibilities in the opinion of the Committee. The options of Messrs. Pizzo and Barnette vested 20% upon the commencement of their employment with the Company and the balance at 20% per year for each year during which they remain employed by the Company. All options not already vested will vest upon any change of control of the Company.

   Put Option

         At the closing of the Company's initial public offering on December 31, 1996, Dental Network, Inc., a Florida corporation ("DNI"), purchased 100,000 shares of Common Stock at $10 per share (the "DNI Shares"). In negotiating its purchase of shares, DNI requested that the Company give DNI the ability to liquidate its investment (in the form of a put option) because DNI did not want to remain a 25% investor indefinitely. However, under generally accepted accounting principles, a put to the Company would adversely affect the Company's shareholders' equity. Accordingly, the Company approached its principal shareholders about the possibility of granting the put.

         James W. Andrews, O.D., Howard J. Braverman, O.D., Roy L. Burgess, C.P.A., M.S.M., Alan P. Fisher, O.D., Mitchell W. Legler, Peter D. Liane, O.D., Jeffrey C. Locke, O.D., Terrance W. Naberhaus, O.D., Raymond M. Neff and John M. Renaldo, O.D. (the "Put Shareholders") gave DNI an option (the "Put Option") to sell all of the DNI Shares to the Put Shareholders individually for the Put Price (as defined below). The Put Option is exercisable at any time beginning on April 30, 1997, and ending on July 31, 1998, but becomes void if (i) the Company merges with, is acquired by, or comes under common control with DNI or (ii) there is a change of control of the Company which a majority of the directors nominated by DNI approve. The Put Price is an amount equal to the initial price paid by DNI for the DNI Shares ($1,000,000), plus 12% per annum.

         Each Put Shareholder is severally, but not jointly, liable for the following approximate percentage of the Put Option: Andrews (13.63%), Braverman (18.18%), Burgess (9.09%), Fisher (13.63%), Legler (4.55%),
   Liane (13.63%), Locke (4.55%), Naberhaus (13.63%), Neff (4.55%), and
   Renaldo (4.55%). The obligations of each Put Shareholder under the Put Option are secured by such Put Shareholder's pledge of the shares of Common Stock now and hereafter owned by such Put Shareholder, together with his options or rights therein to acquire Common Stock (to the extent assignable) and the shares of Common Stock issuable upon exercise of such options (all of the Common Stock and options pledged by all of the Put Shareholders collectively are referred to as the "Collateral"). In the event that DNI exercises the Put Option, the Put Shareholders will have approximately 75 days to (1) purchase all of the DNI Shares in exchange for the Put Price or (2) deliver the Collateral to DNI in termination of the Put Option. If any Put Shareholder is unable or unwilling to purchase his pro rata portion of the DNI Shares, the other Put Shareholders have the right to buy his shares and post his share of the funds, but if they do not do so, the entire Put Option will be satisfied by the delivery of the Collateral, in which event DNI will own both the DNI Shares and the shares constituting the Collateral.

         In exchange for granting the Put Option, the Company's Board of Directors granted each Put Shareholder options to purchase a pro rata portion of 25,594 shares of Common Stock (collectively, the "Guaranty Options") equal to the percentage of the Put Option that he granted. The options, which are 100% vested, have a term of 10 years and an exercise price of $10.00 per share, and are included in the Collateral securing the Put Option. The total number of Guaranty Options is approximately equal to the number of shares of Common Stock that remained available for issuance under the Company's stock Option Plan.

   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         2.1 The Asset Purchase Agreement dated March 21, 1996, by and between the Registrant and Vision Care, Inc., was attached as an Exhibit to the Registrant's S-1 Registration Statement No. 333-3530 filed April 12, 1996, and is incorporated herein by reference.

         2.2 First Amendment to Asset Purchase Agreement dated December 30, 1996, by and between the Registrant and Vision Care, Inc.

         2.3 Put and Security Agreement dated December 19, 1996, by and among the Registrant, Dental Network, Inc., and certain of the Company's shareholders.

         2.4 Promissory Note in the amount of $2.5 million dated as of December 31, 1996, in favor of SunTrust Bank, Tampa Bay.

         2.5 Assignment of Deposit Account, dated as of December 31, 1996, in favor of SunTrust Bank, Tampa Bay.

         2.6 Assignment of Certificate of Deposit, dated as of January 2, 1997, in favor of SunTrust Bank, Tampa Bay.

         3.1 The Registrant's Amended and Restated Articles of Incorporation were attached as an Exhibit to the Registrant's S-1 Registration Statement No. 333-3530 filed April 12, 1996, and are incorporated herein by reference.

         3.2 The Registrant's Amended and Restated Bylaws were attached as an Exhibit to the Registrant's S-1 Registration Statement No. 333-3530 filed April 12, 1996, and are incorporated herein by reference.

         10.1 Stock Option Plan was attached as an Exhibit to the Registrant's S-1 Registration Statement No. 333-3530 filed April 12, 1996, and are incorporated herein by reference.

         10.2 Form of Stock Option Agreement was attached as an Exhibit to the Registrant's S-1 Registration Statement No. 333-3530 filed April 12, 1996, and are incorporated herein by reference.

         16.     Letter on Change in Certifying Accountant.

         27.     Financial Data Schedule.

   (b)   Reports on Form 8-K

         None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date:  March 31, 1997.


                                  VISION HEALTH CARE, INC.

                                  By:  /s/ Peter Liane
                                       Peter Liane, President and Chief
                                       Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Date:  March 31, 1997        /s/ Howard Braverman
                              Howard Braverman, Chairman of the Board


   Date:  March 31, 1997        /s/ Peter Liane
                              Peter Liane, President, Chief Executive Officer
                                   and Director


   Date:  March 28, 1997        /s/ James W. Andrews
                              James W. Andrews, Vice President and Director



   Date:  March 31, 1997        /s/ Alan P. Fisher
                              Alan P. Fisher, Secretary and Director


   Date:  March 31, 1997        /s/ Terrance W. Naberhaus
                              Terrance W. Naberhaus, Treasurer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer) and Director


   Date:  March __, 1997      _______________________________________________
                              James R. Brauss, Director


   Date:  March __, 1997        /s/ Stanley Braverman
                              Stanley Braverman, Director


   Date:  March 28, 1997        /s/ Allen L. Garrett
                              Allen L. Garrett, Director


   Date:  March __, 1997      ______________________________________________
                              Scott F. Hilinski, Director


   Date:  March 27, 1997        /s/ Landrum R. Landreth
                              Landrum R. Landreth, Director


   Date:  March __, 1997      ______________________________________________
                              Howard Levine, Director


   Date:  March 27, 1997        /s/ Jeffrey C. Locke
                              Jeffrey C. Locke, Director


   Date:  March 31, 1997        /s/ Ray Neff
                              Ray Neff, Director


   Date:  March 28, 1997        /s/ John M. Renaldo
                              John M. Renaldo, Director


   Date:  March __, 1997      ______________________________________________
                              Stanley Shapiro, Director


   Date:  March __, 1997      ______________________________________________
                              Henry C. Tie Shue, Director



              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
                            BY NON-REPORTING ISSUERS

      At the time of filing of this Form 10-KSB, no annual report covering the Registrant's last fiscal year, nor any proxy material with respect to any annual meeting or other meeting of the Registrant's security holders, has been sent to the Registrant's security holders. Accordingly, the Registrant hereby undertakes to furnish the Commission four copies of
   (1) any annual report to security holders covering the Registrant's last fiscal year, and (2) every proxy statement, form of proxy or other proxy soliciting material sent to more than 10 of the Registrant's security holders with respect to the 1997 annual meeting of security holders.



                                  EXHIBIT INDEX


     2.1 The Asset Purchase Agreement dated March 21, 1996, by and between the Registrant and Vision Care, Inc., was attached as an Exhibit to the Registrant's S-1 Registration Statement No. 333-3530 filed April 12, 1996, and is incorporated herein by reference.

     2.2 First Amendment to Asset Purchase Agreement dated December 30, 1996, by and between the Registrant and Vision Care, Inc.

     2.3 Put and Security Agreement dated December 19, 1996, by and among the Registrant, Dental Network, Inc., and certain of the Company's shareholders.

     2.4 Promissory Note in the amount of $2.5 million dated as of December 31, 1996, in favor of SunTrust Bank, Tampa Bay.

     2.5 Assignment of Deposit Account, dated as of December 31, 1996, in favor of SunTrust Bank, Tampa Bay.

     2.6 Assignment of Certificate of Deposit, dated as of January 2, 1997, in favor of SunTrust Bank, Tampa Bay.

     3.1 The Registrant's Amended and Restated Articles of Incorporation were attached as an Exhibit to the Registrant's S-1 Registration Statement No. 333-3530 filed April 12, 1996, and are incorporated herein by reference.

     3.2 The Registrant's Amended and Restated Bylaws were attached as an Exhibit to the Registrant's S-1 Registration Statement No. 333-3530 filed April 12, 1996, and are incorporated herein by reference.

     10.1 Stock Option Plan was attached as an Exhibit to the Registrant's S-1 Registration Statement No. 333-3530 filed April 12, 1996, and are incorporated herein by reference.

     10.2 Form of Stock Option Agreement was attached as an Exhibit to the Registrant's S-1 Registration Statement No. 333-3530 filed April 12, 1996, and are incorporated herein by reference.

     16.  Letter on Change in Certifying Accountant.

     27.  Financial Data Schedule.